Form 10-KT
period 2003-12-31
MS STRUCTURED SATURNS SERIES 2003-9
filed 2004-03-30
CIK 1279664

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[  ]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the fiscal year ended __________

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from DECEMBER 1, 2003 to DECEMBER 31, 2003
                               ----------------    -----------------

                  COMMISSION FILE NUMBERS 001-16443, 333-101155
                                          ---------------------


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2003-9
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      13-4026700
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

     1585 BROADWAY, SECOND FLOOR
     NEW YORK, NEW YORK                                          10036
     ATTENTION: JOHN KEHOE                                     ----------
(Address of principal executive office)                        (Zip Code)

       Registrant's telephone number, including area code: (212) 761-2520

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                    Name of Each Exchange On Which Registered
---------------------------------      -----------------------------------------
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

         Not Applicable

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

------------------------------------------------------------------------------------------------------------------
 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                              Agreement Filings in connection with
                                                                                          Closing Date)


                                                                             For Transition Period from December 1,
                                                                                    2003 to December 31, 2003
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------
2003-9                     6/5/03               January 15 and July 15       None filed this period
------------------------------------------------------------------------------------------------------------------

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

         Date:  March 30, 2004

                                                     MS STRUCTURED ASSET CORP.
                                                     (Registrant)



                                                     By:      /s/ John Kehoe
                                                        ------------------------
                                                     Name:    John Kehoe
                                                     Title:   Vice President
                                                     Date:    March 30, 2004