Form 10-K
period 2005-12-31
MS STRUCTURED SATURNS SERIES 2003-9
filed 2006-03-29
CIK 1279664

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

For the fiscal year ended December 31, 2005


                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT OF 1934

For the transition period from __________ to __________

                 COMMISSION FILE NUMBERS 001-16443, 333-101155


                            MS STRUCTURED ASSET CORP.
                                  ON BEHALF OF
                            SATURNS TRUST NO. 2003-9
              (Exact name of registrant as specified in its charter)

         Delaware                                          13-4026700
 State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                       Identification No.)

               1585 BROADWAY, SECOND FLOOR
               NEW YORK, NEW YORK                          10036
               ATTENTION: MADHU PHILIPS
          (Address of principal executive office)        (Zip Code)

  Registrant's telephone number, including area code:   (212) 761-2520

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered

SATURNS ALTRIA GROUP INC.                       NEW YORK STOCK EXCHANGE
DEBENTURE BACKED SERIES 2003-9
CLASS A CALLABLE UNITS


               Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark if the registrant is a well-known seasoned
issuer, as defined in Rule 405 of the Securities Act.  Yes        No  X
                                                          -----     -----

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
Yes        No  X
   -----     -----

         Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer       Accelerated filer       Non-accelerated filer  X
                        ---                     ---                         ---

         Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).  Yes        No  X
                                       -----     -----

         All of the common stock of the registrant is held by Morgan Stanley.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes        No
                          -----     -----

         As of February 20, 2006, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

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

The underlying security issuer or guarantor, as applicable, of the securities held by each of the trusts is subject to the informational requirements of the Exchange Act. The underlying security issuer or guarantor, as applicable, currently files reports, proxy statements and other information with the SEC. For information regarding such underlying security issuer or guarantor, you should refer to such reports. These periodic, current and other reports and other information can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, 100 F Street, N.E., Washington, D.C. 20549. Copies of those materials can be obtained by making a written request to the SEC, Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The SEC also maintains a website on the internet at http://www.sec.gov at which users can view and download copies of reports, proxy, information statements and other information filed electronically. In addition, those reports and other information may also be obtained from the underlying security issuer by making a request to the underlying security issuer. The trust, the trustee, the Registrant, and their affiliates have not verified, have not undertaken to verify, and will not verify, the content of any such reports or information. The name and the central index key (CIK) for each underlying security issuer or guarantor is set forth below:

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

         (a) The following documents are filed as part of this Report: None

         (b) Reports on Form 8-K:

See Table Below:

 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                            Agreement Filings in connection with
                                                                                        Closing Date)

                                                                                   For FY 2005
2003-9                 6/5/03                January 15 and July 15         January 21, 2005 and July 20, 2005

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



         Date:  March 29, 2006

                                       MS STRUCTURED ASSET CORP.
                                       (Registrant)


                                       By:    /s/ Madhu Philips
                                       ----------------------------------
                                       Name:  Madhu Philips
                                       Title: Vice President

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



                                       By:    /s/ Madhu Philips
                                       --------------------------------
                                       Name:  Madhu Philips
                                       Title: Vice President
                                       Date:  March 15, 2006

                                                                    Exhibit 31.2
                              COMPLIANCE STATEMENT

                  In connection with the preparation and delivery of the annual report on Form 10-K of MS Structured Asset Corp. on behalf of SATURNS Trust No. 2003-9 for the fiscal year ending December 31, 2005, and the certifications given by Madhu Philips with respect thereto, the undersigned hereby certifies that she is a duly elected Vice President of LaSalle Bank National Association and further certifies in her capacity as such as follows:


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


                                       By:    /s/ Barbara L. Marik
                                       --------------------------------
                                       Name:  Barbara L. Marik
                                       Title: First Vice President
                                       Date:  March 22, 2006

                                                                       EXHIBIT A

 SATURNS Trust No.:        Closing Date              Payment Dates              Form 8-K Filing Dates (Not Trust
                                                                            Agreement Filings in connection with
                                                                                        Closing Date)

                                                                                   For FY 2005
03-9                 6/5/03                January 15 and July 15         January 21, 2005 and July 20, 2005